Form 10-Q
period 2007-03-31
POLY SEAL CORP; BERRY STERLING CORP; Berry Plastics Acquisition CORP XIII; Berry Plastics Acquisition CORP XI; Berry Plastics Acquisition CORP IX; VENTURE PACKAGING MIDWEST INC; Setco, LLC; BERRY PLASTICS TECHNICAL SERVICES INC; BERRY PLASTICS CORP; Berry Plastics Acquisition CORP XII
filed 2007-05-15
CIK 79401, 1075619, 1381521, 1381519, 1381517, 1075623, 1381524, 1075624, 919463, 1381520

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission File Number 333-138380
BERRY PLASTICS HOLDING CORPORATION
(formerly known as BPC Holding Corporation)
(Exact name of registrant as specified in its charter)
Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

SEE TABLE OF ADDITIONAL REGISTRANT GUARANTORS

Registrant’s telephone number, including area code: (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [X] No [ ]

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Not applicable.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [   ] No [X]

As of May 14, 2007, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Holding Corporation were held by Berry Plastics Group, Inc. The financial presentation presented in the Berry Plastics Holding Corporation financial statements reflects the consolidated operations and financial position including the results and equity structure of Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors

Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Berry Plastics Corporation	Delaware	3089	35-1813706	(a)
Aerocon, Inc.	Delaware	3089	35-1948748	(a)
Berry Iowa Corporation	Delaware	3089	42-1382173	(a)
Berry Plastics Design Corporation	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal Corporation	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VII	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, Inc.	Delaware	3089	95-0898810	(a)
Saffron Acquisition Corporation	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, Inc.	Delaware	3089	59-1952968	(a)
Tubed Products, LLC	Delaware	3089	56-2374082	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Landis Plastics, Inc.	Illinois	3089	36-2471333	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Rollpack Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpack Corporation	Indiana	3089	35-1582626	(a)
(a) 101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events. The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations". You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations. The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from the forward-looking statements contained in this Form 10-Q. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	risks associated with our substantial indebtedness and debt service;
•	performance of our business and future operating results;
•	risks of competition, including foreign competition, in our existing and future markets;
•	general business and economic conditions, particularly an economic downturn;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
•	the factors discussed in our Form 10-K for the fiscal year ended December 30, 2006 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended December 30, 2006 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

AVAILABLE INFORMATION

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Our internet address is www.berryplastics.com. The information contained on our website is not being incorporated herein. We are currently in the process of finalizing our code of ethics.

Berry Plastics Holding Corporation

Form 10-Q Index

For Quarterly Period Ended March 31, 2007

Part 1. Financial Information
Item 1. Financial Statements

Berry Plastics Holding Corporation
Consolidated Balance Sheets
(In Thousands of Dollars, except share information)

	Company	Company
	March 31, 2007	December 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,347	$19,549
Accounts receivable (less allowance for doubtful accounts of $5,256 at March 31, 2007 and $5,369 at December 30, 2006)	170,974	145,387
Inventories:
Finished goods	116,031	111,635
Raw materials and supplies	46,838	48,885
	162,869	160,520
Deferred income taxes	21,030	21,531
Prepaid expenses and other current assets	18,053	24,416
Total current assets	385,273	371,403

Property and equipment:
Land	15,506	15,504
Buildings and improvements	83,324	83,329
Equipment and construction in progress	412,911	390,018
	511,741	488,851
Less accumulated depreciation	46,923	24,874
	464,818	463,977
Intangible assets:
Deferred financing fees, net	40,381	41,763
Customer relationships, net	498,264	504,663
Goodwill	989,240	989,181
Trademarks, net	182,200	182,200
Other intangibles, net	15,301	15,469
	1,725,386	1,733,276
Total assets	$2,575,477	$2,568,656

Berry Plastics Holding Corporation
Consolidated Balance Sheets (continued)
(In Thousands of Dollars, except share information)

	Company	Company
	March 31, 2007	December 30, 2006
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$104,541	$89,030
Accrued interest	14,832	26,010
Employee compensation, payroll and other taxes	42,173	37,113
Accrued expenses and other current liabilities	28,157	31,297
Current portion of long-term debt	12,250	12,400
Total current liabilities	201,953	195,850

Long-term debt, less current portion	1,860,898	1,860,474
Deferred income taxes	197,806	197,801
Other long-term liabilities	20,081	20,344
Total liabilities	2,280,738	2,274,469
Stockholders' equity:
Common stock; $.01 par value: 200,000,000 shares authorized; 4,937,196 shares issued and outstanding at March 31, 2007	49	49
Additional paid-in capital	494,450	493,581
Adjustment of the carryover basis of continuing stockholders	(173,422)	(173,422)
Notes receivable - common stock	(10,207)	(9,935)
Treasury stock	—	(63)
Accumulated deficit	(18,151)	(18,065)
Accumulated other comprehensive income	2,020	2,042
Total stockholders’ equity	294,739	294,187
Total liabilities and stockholders’ equity	$2,575,477	$2,568,656

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statements of Operations
(In Thousands of Dollars)

	Thirteen Weeks Ended
	Company	Predecessor
	March 31, 2007	April 1, 2006
	(Unaudited)	(Unaudited)
Net sales	$364,584	$355,964
Cost of goods sold	282,929	284,621
Gross profit	81,655	71,343

Operating Expenses:
Selling	10,186	10,420
General and administrative	16,454	14,803
Research and development	1,904	1,976
Amortization of intangibles	6,678	5,364
Other expenses	3,282	1,057
Operating income	43,151	37,723

Other expenses:
Unrealized loss on investment in Southern Packaging	—	216
Income before interest and taxes	43,151	37,507
Interest:
Expense	42,861	22,402
Income	(282)	(394)
Income before income taxes	572	15,499
Income taxes	658	7,319
Net income (loss)	$(86)	$8,180

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(In Thousands of Dollars)

	Common Stock	Additional Paid-In Capital	Adjustment of the carryover basis of continuing stockholders	Notes receivable - common stock	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Losses)	Total
Balance at December 30, 2006	$49	$493,581	$(173,422)	$(9,935)	$(63)	$(18,065)	$2,042	$294,187
Sale of stock to management	—	619	—	(122)	63	—	—	560
Interest on notes receivable	—	—	—	(150)	—	—	—	(150)
Stock-based compensation	—	250	—	—	—	—	—	250
Translation losses	—	—	—	—	—	—	(123)	(123)
Other comprehensive gains	—	—	—	—	—	—	101	101
Net loss	—	—	—	—	—	(86)	—	(86)
Balance at March 31, 2007	$49	$494,450	$(173,422)	$(10,207)	$—	$(18,151)	$2,020	$294,739

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Consolidated Statements of Cash Flows
(In Thousands of Dollars)

	Thirteen Weeks Ended
	Company	Predecessor
	March 31, 2007	April 1, 2006
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$(86)	$8,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,034	21,085
Non-cash interest expense	1,400	477
Amortization of intangibles	6,678	5,364
Non-cash compensation	250	988
Unrealized loss on investment	—	216
Deferred income taxes	501	6,712
Changes in operating assets and liabilities:
Accounts receivable, net	(25,550)	(25,230)
Inventories	(2,355)	(8,745)
Prepaid expenses and other assets	6,291	9,280
Accrued interest	(11,178)	(9,014)
Payables and accrued expenses	17,002	39,697
Net cash provided by operating activities	14,987	49,010
Investing activities
Additions to property and equipment	(19,233)	(31,899)
Proceeds from disposal of property and equipment	—	73
Net cash used for investing activities	(19,233)	(31,826)
Financing activities
Proceeds from long-term borrowings	115	529
Payments on long-term borrowings	(3,532)	(3,840)
Sale of stock to management	560	1
Debt financing costs	(19)	—
Net cash used for financing activities	(2,876)	(3,310)
Effect of exchange rate changes on cash	(80)	(32)
Net increase (decrease) in cash and cash equivalents	(7,202)	13,842
Cash and cash equivalents at beginning of period	19,549	24,756
Cash and cash equivalents at end of period	$12,347	$38,598

See notes to consolidated financial statements.

Berry Plastics Holding Corporation
Notes to Consolidated Financial Statements
(In thousands of dollars, except as otherwise noted)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Berry Plastics Holding Corporation, formerly BPC Holding Corporation (“Predecessor”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. The accompanying financial statements include the results of Berry Plastics Holding Corporation (“Holding” or the “Company”) and its wholly-owned subsidiary, Berry Plastics Corporation (“Berry”), and Berry’s wholly-owned subsidiaries. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”). The financial presentation presented in the Holding financial statements reflects the consolidated operations and financial position including the results of Group. For further information, refer to the consolidated financial statements and footnotes thereto included in Holding’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 30, 2006. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.	The Merger

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC, an affiliate of Graham Partners II, L.P., and management. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm.

The total amount of funds required to consummate the Merger and to pay fees related to the Merger was $2.4 billion. The Merger was primarily funded with (1) the issuance of $750.0 million aggregate principal amount of second priority senior secured notes, (2) new borrowings of $675.0 million in Term B loans, (3) the issuance of $425.0 million aggregate principal amount of senior subordinated notes, and (4) contributed equity. The seller used the proceeds received from the Merger to repay the outstanding indebtedness and accrued interest of $726.9 million under the term loans from the old senior secured credit facility and $335.0 million plus accrued interest and tender fees to repurchase all of the outstanding 10 ¾% senior subordinated notes payable due 2012.

The Merger has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the identifiable assets and liabilities based on estimated fair values at the acquisition date. The allocation is preliminary and is subject to change. The Company is amortizing its definite lived intangible assets over a weighted-average life of 20 years. The Company has applied the provisions of Emerging Issues Task Force 88-16, whereby, the carryover equity interests of certain management shareholders from the Predecessor to the Successor were recorded at their Predecessor basis. The application of these provisions has preliminarily reduced stockholders’ equity and intangibles by $173.4 million. The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

September 20, 2006
Current assets	$ 389,318
Property and equipment	473,160
Goodwill	989,181
Customer relationships	511,900
Trademarks	182,200
Other intangibles	59,045
Total assets	2,604,804

Current liabilities	197,449
Long-term liabilities	2,103,357
Total liabilities	2,300,806

Net assets acquired	$ 303,998

The $304.0 million of net assets acquired consists of Apollo, Graham and management’s $428.8 million cash contribution and $31.8 million of carryover basis in rollover stock, net of the $5.9 million charge to loss on extinguished debt for bridge financing fees arranged to fund the Merger but not utilized and a $150.7 million deemed cash dividend to the selling shareholders that was required to be recognized by Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions.

The following pro forma financial results are unaudited and assume that the Merger occurred at the beginning of the respective period. Pro forma net sales for the thirteen weeks ended April 1, 2006 were $355,964 and net loss was $5,286. The financial results for the thirteen weeks ended March 31, 2007 have not been adjusted as the Merger was reflected in the results for the entire period. The information presented is for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Merger been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results. Further, the information reflects only pro forma adjustments for additional amortization expense of definite lived intangible assets, additional interest expense, and management fees, net of the applicable income tax effects.

3.	Recent Acquisitions

On June 3, 2005, Berry acquired Kerr Group, Inc. (“Kerr”) for aggregate consideration of $454.8 million (the “Kerr Acquisition”), including direct costs associated with the acquisition. The operations from the Kerr Acquisition are included in Berry’s operations since the acquisition date. The purchase price was financed through additional term loan borrowings under an amendment to Berry’s prior senior secured credit facility and cash on hand. In accordance with the criteria stated in Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), the Company established opening balance sheet reserves of $2.7 million related to plant shutdown and severance costs, of which $1.2 million was accrued as of March 31, 2007. The remaining reserve relates to the shutdown of the Company’s Oxnard, California facility. This was communicated to employees on April 26, 2007. The Company plans to shut down the facility beginning in the second quarter of 2007 and expect to have the equipment and production relocated to other Berry facilities by the end of calendar 2007.

4. Long-Term Debt

Long-term debt consists of the following:

	Company	Company
	March 31, 2007	December 30, 2006
Term loans	$671,625	$673,313
Italian revolving line of credit	1,004	874
Second Priority Senior Secured Fixed Rate Notes	525,000	525,000
Second Priority Senior Secured Floating Rate Notes	225,000	225,000
Senior Subordinated Notes	425,000	425,000
Capital leases	25,519	23,687
	1,873,148	1,872,874
Less current portion of long-term debt	12,250	12,400
	$1,860,898	$1,860,474

The current portion of long-term debt consists of $6.8 million of quarterly installments on the term loans and $5.5 million of principal payments related to capital lease obligations.

Senior Secured Credit Facility

On September 20, 2006, the Company entered into a credit agreement and a related guarantee and collateral agreement with a syndicate of lenders. This senior secured credit facility (the “Credit Facility”) provides financing of up to $875.0 million, consisting of (1) $675.0 million in term loans and (2) a $200.0 million revolving credit facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period, if available from all relevant lenders, in each case, plus an applicable margin. The alternate base rate means the greater of (1) Credit Suisse’s prime rate and (2) one-half of 1.0% over the weighted average of rates on overnight Federal Funds. The Company also pays a customary commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.5% per annum (subject to reduction upon attainment of certain leverage ratios) and letter of credit and agency fees.

The Credit Facility requires a prepayment on outstanding term loans, subject to certain exceptions, with (1) beginning with the first full fiscal year after the closing, 50% (which percentage can be as low as 0% upon the achievement of certain leverage ratios) of excess cash flow less the amount of certain voluntary prepayments, (2) so long as our total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances, and (3) so long as the total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months. The Company may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty.

The term loans amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on September 20, 2013. Principal amounts outstanding under the revolving credit facility will be due and payable in full on September 20, 2012. All obligations under the Credit Facility are unconditionally guaranteed by Group and, subject to certain exceptions, each existing and future direct and indirect domestic subsidiary. All obligations under the Credit Facility and the guarantees of those obligations are secured by substantially all assets of the Company and each subsidiary guarantor subject to certain exceptions: (1) a first priority pledge of all equity interests of Holdings held by the Company, a pledge of 100% of the equity interests of all guarantors and a first priority pledge of 65% of the voting equity interests of certain foreign subsidiaries; and (2) a first priority security interest in substantially all tangible and intangible assets as of the Company and each subsidiary guarantor.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments. In addition, the Credit Facility requires the Company to maintain the total net first lien leverage ratio below a certain ratio and also contains certain customary affirmative covenants and events of default. The Company was in compliance with all the financial and operating covenants at March 31, 2007.

At March 31, 2007, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At March 31, 2007 and December 30, 2006, the Company had $14.8 million under the Credit Facility in letters of credit outstanding. At March 31, 2007, the Company had unused borrowing capacity of $185.2 million under the revolving line of credit. Although the $185.2 million was available at March 31, 2007, the covenants under the Credit Facility may limit our ability to make such borrowings in the future.

Second Priority Senior Secured Notes

On September 20, 2006, Holding issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”). The Second Priority Notes mature on September 15, 2014. Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly. Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

The Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the Credit Facility for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture. These liens will be junior in priority to the liens on the same collateral securing the Credit Facility and to all other permitted prior liens. The Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the Credit Facility. The Second Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices. Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest. The Company was in compliance with all covenants at March 31, 2007.

Senior Subordinated Notes

On September 20, 2006, the Company issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes. The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum. Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture. Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes. The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes. The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions. The Company was in compliance with all covenants at March 31, 2007.

5. Stock-Based Compensation

The Company previously applied the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” In December 2004, the FASB issued SFAS No. 123 (Revised 2004,) Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost is measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. The Company recorded $250 and $988 in non-cash charges for stock compensation related to amortization of the fair value of unvested stock options for the thirteen weeks ended March 31, 2007, and April 1, 2006, respectively. Under this method, the Company recognized compensation cost, on a prospective basis, for the portion of outstanding awards for which the requisite service had not yet been rendered as of January 1, 2006. In addition, the Company will recognize compensation cost on any new grants based upon the grant date fair value of those awards calculated under SFAS 123. Accordingly, we have not restated prior period amounts.

6. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments. Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and available for sale securities and minimum pension liability adjustments. The details of comprehensive income (losses) are as follows:

	Thirteen Weeks Ended
	Company	Predecessor
	March 31, 2007	April 1, 2006
Net income (loss)	$(86)	$8,180
Other comprehensive income (losses)	101	(742)
Currency translation income (losses)	(123)	336
Comprehensive income (losses)	$(108)	$7,774

7. Income Taxes

Our effective tax rate was 115% and 47% for the three months ended March 31, 2007 and April 1, 2006, respectively. This rate differs from the federal statutory rate of 35% primarily due to state and foreign income taxes and losses in foreign jurisdictions for which no benefit has been recognized. A reconciliation of income tax expense, computed at the federal statutory rate, to income tax expense, as provided for in the financial statements, is as follows:
	Thirteen Weeks Ended
	Company	Predecessor
	March 31, 2007	April 1, 2006
Income tax expense computed at statutory rate	$200	$5,425
State income tax expense, net of federal taxes	31	736
Expenses not deductible for income tax purposes	90	170
Change in valuation allowance	291	808
Other	46	180
Income tax expense	$658	$7,319

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), at the beginning of fiscal 2007. At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or the statement of operations were required. We recognize interest and penalties related to uncertain tax positions in income tax expense which were zero for the three months ended March 31, 2007. Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no material income tax examinations currently in process.

8. Employee Retirement Plans

In connection with the Kerr Acquisition, the Company assumed two defined benefit pension plans which cover substantially all former employees and former union employees at Kerr’s former Lancaster facility. The Company also acquired a retiree health plan from Kerr, which covers certain healthcare and life insurance benefits for certain retired employees and their spouses. The Company also maintains a defined benefit pension plan covering the Poly-Seal employees under a collective bargaining agreement. The Company’s defined benefit and retiree health benefit plans have an accrued pension liability of $13.6 million at March 31, 2007, and $14.3 million at December 30, 2006, respectively, which are recorded as other long-term liabilities in the consolidated balance sheets. Net pension and retiree health benefit expense included the following components:

	Thirteen Weeks Ended
	Company	Predecessor
	March 31, 2007	April 1, 2006
Components of net period benefit cost:
Defined Benefit Pension Plans
Service cost	$65	$64
Interest cost	558	562
Expected return on plan assets	(638)	(634)
Amortization of prior service cost	1	23
Recognized actuarial loss	—	4
Net periodic benefit cost	$(14)	$19

Retiree Health Benefit Plan
Service cost	$4	$4
Interest cost	84	97
Recognized actuarial loss	—	(23)
Net periodic benefit cost	$88	$78

The Company expects to contribute approximately $3.0 million during fiscal 2007, of which $1.6 million and $0.1 million was made in the thirteen weeks ended March 31, 2007, and April 1, 2006, respectively, to the defined benefit pension plans and the retiree health benefit plan.

9. Operating Segments

Berry organizes its operations into two reportable segments: open top and closed top. The Company evaluates performance and allocates resources to segments based on operating income before depreciation and amortization of intangibles adjusted to exclude (1) Merger expense, (2) business optimization expense, and (3) non-cash compensation (collectively, “Bank Compliance EBITDA”). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	Thirteen Weeks Ended
	Company	Predecessor
	March 31, 2007	April 1, 2006
Net sales:
Open Top	$209,389	$206,231
Closed Top	155,195	149,733
Total net sales	364,584	355,964
Bank Compliance EBITDA:
Open Top	44,398	39,048
Closed Top	30,991	27,171
Total Bank Compliance EBITDA	75,389	66,219
Total assets:
Open Top	1,482,970	893,157
Closed Top	1,092,507	793,363
Total assets	2,575,477	1,686,520
Reconciliation of Bank Compliance EBITDA to net income (loss):
Bank Compliance EBITDA for reportable segments	$75,389	$66,219
Net interest expense	(42,579)	(22,008)
Depreciation	(22,034)	(21,085)
Amortization	(6,678)	(5,364)
Income taxes	(658)	(7,319)
Unrealized loss on investment in Southern Packaging	—	(216)
Business optimization expense	(2,444)	(1,059)
Non-cash compensation	(250)	(988)
Management fees	(832)	—
Net income (loss)	$(86)	$8,180

10. Condensed Consolidating Financial Information

Holding conducts its business through its wholly owned subsidiary, Berry. Certain of Berry’s domestic subsidiaries fully, jointly, severally, and unconditionally guarantee on a second priority basis the $750.0 million aggregate principal amount of Holding’s Second Priority Notes due 2014. Each of Holding’s subsidiaries is 100% owned, directly or indirectly, by Holding. Separate narrative information or financial statements of guarantor subsidiaries have not been included as management believes they would not be material to investors. Presented below is condensed consolidating financial information for Group, Holding, and its subsidiaries at March 31, 2007 (Company) and December 30, 2006 (Company) and for the thirteen week periods ended March 31, 2007 (Company) and April 1, 2006 (Predecessor). The equity method has been used with respect to investments in subsidiaries.

	March 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Balance Sheet
Current assets	$359,974	$25,299	$—	$385,273
Net property and equipment	438,341	26,477	—	464,818
Other noncurrent assets	1,740,438	8,316	(23,368)	1,725,386
Total assets	$2,538,753	$60,092	$(23,368)	$2,575,477

Current liabilities	$192,122	$9,831	$—	$201,953
Noncurrent liabilities	2,050,999	27,786	—	2,078,785
Equity (deficit)	295,632	22,475	(23,368)	294,739
Total liabilities and equity (deficit)	$2,538,753	$60,092	$(23,368)	$2,575,477

	December 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments		Consolidated
Consolidating Balance Sheet
Current assets	$347,762	$23,641		$—	$371,403
Net property and equipment	437,859	26,118		—	463,977
Other noncurrent assets	1,757,348	24		(24,096)	1,733,276
Total assets	$2,542,969	$49,783	$	(24,096)	$2,568,656

Current liabilities	$187,691	$8,159		$—	$195,850
Noncurrent liabilities	2,060,219	18,400		—	2,078,619
Equity (deficit)	295,059	23,224		(24,096)	294,187
Total liabilities and equity (deficit)	$2,542,969	$49,783		$(24,096)	$2,568,656

	Thirteen Weeks Ended March 31, 2007 (Company)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$352,895	$11,689	$—	$364,584
Cost of goods sold	272,042	10,887	—	282,929
Gross profit	80,853	802	—	81,655
Operating expenses	37,458	1,046	—	38,504
Operating income (loss)	43,395	(244)	—	43,151
Interest expense, net	42,142	437	—	42,579
Income taxes	611	47	—	658
Equity in net (income) loss from subsidiary	728	—	(728)	—
Net income (loss)	$(86)	$(728)	$728	$(86)

Consolidating Statement of Cash Flows
Net income (loss)	$(86)	$(728)	728	$(86)
Non-cash expenses	29,851	1.012	—	30,863
Equity in net (income) loss from subsidiary	728	—	(728)	—
Changes in working capital	(15,853)	63	—	(15,790)
Net cash provided by operating activities	14,640	347	—	14,987
Net cash used for investing activities	(17,840)	(1,393)	—	(19,233)
Net cash provided by (used for) financing activities	(3,752)	876	—	(2,876)
Effect of exchange rate changes on cash	—	(80)	—	(80)
Net decrease in cash and cash equivalents	(6,952)	(250)	—	(7,202)
Cash and cash equivalents at beginning of period	18,606	943	—	19,549
Cash and cash equivalents at end of period	$11,654	$693	$—	$12,347

	Thirteen Weeks Ended April 1, 2006 (Predecessor)
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Consolidating Statement of Operations
Net sales	$347,890	$8,074	$—	$355,964
Cost of goods sold	276,100	8,521	—	284,621
Gross profit	71,790	(447)	—	71,343
Operating expenses	32,275	1,345	—	33,620
Operating income (loss)	39,515	(1,792)	—	37,723
Other expense	—	216	—	216
Interest expense, net	21,349	659	—	22,008
Income taxes	7,304	15	—	7,319
Equity in net (income) loss from subsidiary	2,682	—	(2,682)	—
Net income (loss)	$8,180	$(2,682)	$2,682	$8,180

Consolidating Statement of Cash Flows
Net income (loss)	$8,180	$(2,682)	2,682	$8,180
Non-cash expenses	33,386	1,456	—	34,842
Equity in net (income) loss from subsidiary	2,682	—	(2,682)	—
Changes in working capital	10,041	(4,053)	—	5,988
Net cash provided by (used for) operating activities	54,289	(5,279)	—	49,010
Net cash used for investing activities	(31,398)	(428)	—	(31,826)
Net cash provided by (used for) financing activities	(9,107)	5,797	—	(3,310)
Effect of exchange rate changes on cash	—	(32)	—	(32)
Net increase (decrease) in cash and cash equivalents	13,784	58	—	13,842
Cash and cash equivalents at beginning of period	23,128	1,628	—	24,756
Cash and cash equivalents at end of period	$36,912	$1,686	$—	$38,598

11. Contingencies

The Company is party to various legal proceedings involving routine claims which are incidental to the business. Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the Company’s financial condition or results of operations.

12. Recent Financial Accounting Standards

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of FAS 157 to have a significant impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159"), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect that the adoption of SFAS No. 159 will have on our consolidated financial statements.

13. Subsequent Events

Covalence Merger

On April 3, 2007, Berry Plastics Group, Inc. completed its stock-for-stock merger (the “Covalence Merger”) with Covalence Specialty Materials Holding Corp., another Apollo controlled entity. The resulting company retained the name Berry Plastics Group, Inc. Immediately following the Covalence Merger, Berry Plastics Holding Corporation and Covalence Specialty Materials Corp. were combined as a direct subsidiary of Berry Plastics Group, Inc. The resulting company retained the name Berry Plastics Holding Corporation. The Covalence Merger was accounted for as a merger of entities under common control. In connection with the closing of the Covalence Merger, Berry Plastics Holding Corporation adopted the fiscal year-end of the accounting acquirer (Covalence Specialty Materials Corp.). The Company has adopted the September year-end and commencing with periodic reports after the consummation of the merger on April 3, 2007, will begin filing its periodic reports on a consolidated basis.

In connection with the Covalence Merger, Holding also entered into new senior secured credit facilities (the “New Berry Credit Facility”) and replaced and repaid the existing Credit Facility and Covalence Specialty Materials Corp.’s credit facilities. The $1.6 billion senior secured credit facility has a $400 million asset based revolving credit facility including a $100 million letter of credit sublimit, and $1.2 billion term loan facility. Repayment of 1% of the term loan per annum must be made quarterly with the balance payable upon the final maturity date. Interest on the term and revolving loan facilities is LIBOR plus 2.0% and LIBOR plus 1.25%, respectively. The Company used available cash to fund the Covalence Merger and there were no amounts outstanding at closing on the revolving credit facility.

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million. This business represented annual net sales of less than $9.0 million.

Acquisition of Rollpak

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation. Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana. The purchase price was funded utilizing cash on hand.

Shut-down of Oxnard, California Facility (see Note 3)

On April 26, 2007, the Company announced its intention to shut down its manufacturing facility located in Oxnard, California. The Company intends to complete this shutdown prior to December 31, 2007. The business from this facility is being moved to other existing facilities. The Company does not expect the costs associated with this shutdown to be material.

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Berry Plastics Holding” or “Holding” refer to Berry Plastics Holding Corporation, references to “we,” “our” or “us” refer to Berry Plastics Holding Corporation together with its consolidated subsidiaries, and references to “Berry Plastics” or the “Company” refer to Berry Plastics Corporation, a wholly owned subsidiary of Holding. For analysis purposes, the results under Holding’s prior ownership (“Predecessor”) have been combined with results subsequent to the merger on September 20, 2006 described below. You should read the following discussion in conjunction with the consolidated financial statements of Holding and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein. Holding is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Group”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 30, 2006 (the “2006 10-K”) in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Our actual results may differ materially from those contained in any forward-looking statements. You should read the explanation of the qualifications and limitations on these forward-looking statements on page 3 of this report.

On September 20, 2006, BPC Acquisition Corp. merged with and into BPC Holding Corporation pursuant to an agreement and plan of merger (the “Merger”), dated June 28, 2006, with BPC Holding Corporation continuing as the surviving corporation. Following the consummation of the Merger, BPC Holding Corporation changed its name to Berry Plastics Holding Corporation. Pursuant to the Merger, Holding is a wholly-owned subsidiary of Group, the principal stockholders of which are Apollo Investment Fund VI, L.P., AP Berry Holdings, LLC and an affiliate of Graham Partners II, L.P. Apollo Investment Fund VI, L.P. and AP Berry Holdings, LLC are affiliates of Apollo Management, L.P. (the “Buyer”), which is a private investment firm. Graham Partners II, L.P. is an affiliate of Graham Partners, Inc. (“Graham”), a private equity firm. The total amount of funds required to consummate the Merger and to pay fees related to the Merger was $2.4 billion.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the second note to our consolidated financial statements in our 2006 10-K. Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect. We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Allowance for doubtful accounts. We evaluate our allowance for doubtful accounts on a quarterly basis and review any significant customers with delinquent balances to determine future collectibility. We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives. We reserve accounts that we deem to be uncollectible in the quarter in which we make the determination. We maintain additional reserves based on our historical bad debt experience. Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment. We believe, based on past history and our credit policies, that our net accounts receivable are of good quality. A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company. Our allowance for doubtful accounts was $5.3 million and $5.4 million as of March 31, 2007 and December 30, 2006, respectively.

Inventory obsolescence. We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability. We base our determinations on the age of the inventory and the experience of our personnel. We reserve inventory that we deem to be not salable in the quarter in which we make the determination. We believe, based on past history and our policies and procedures, that our net inventory is salable. A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company. Our reserve for inventory obsolescence was $7.0 million and $8.0 million as of March 31, 2007 and December 30, 2006, respectively.

Medical insurance. We offer our employees medical insurance that is primarily self-insured by us. As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported. We evaluate our medical claims liability on a quarterly basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis. Based on our analysis, we believe that our recorded medical claims liability should be sufficient. A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for medical claims was $3.7 million and $4.0 million, including reserves for expected medical claims incurred but not reported, as of March 31, 2007 and December 30, 2006, respectively.

Workers’ compensation insurance. Starting in fiscal 2000, we converted the majority of our facilities to a large deductible program for workers’ compensation insurance. On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim. Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient. A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company. Our accrued liability for workers’ compensation claims was $5.1 million and $5.0 million as of March 31, 2007 and December 30, 2006, respectively.

Revenue recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Shipping and handling costs are included in cost of sales.

Impairments of Long-Lived Assets. In accordance with the methodology described in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No impairments were recorded in the financial statements included in this Form 10-Q.

Goodwill and Other Indefinite Lived Intangible Assets. In accordance with the methodology described in SFAS No. 142, “Goodwill and Other Intangible Assets”, we review our goodwill and other indefinite lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Impairment losses are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. In addition, we annually review our goodwill and other indefinite lived intangible assets for impairment. No impairments were recorded in the financial statements included in this Form 10-Q.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109. We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States and local tax laws as they apply to our legal entities and our overall tax structure. Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded. For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year. As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ effective tax rates to reflect our best estimate for the year-to-date results and for the full year. As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value. Our valuation allowance against deferred tax assets was $9.2 million and $8.9 million as of March 31, 2007 and December 30, 2006, respectively.

Pension. Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets. Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates. These assumptions have a significant effect on the amounts reported. In addition to the analysis below, see the notes to the consolidated financial statements for additional information regarding our retirement benefits. Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans. In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets and the health-care-cost trend rates of other companies; our historical assumptions compared with actual results; an analysis of current market conditions and asset allocations; and the views of advisers. In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages. We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors. A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company. Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of Holding and its consolidated subsidiaries. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs and others could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Acquisitions

We maintain a selective and disciplined acquisition strategy, which is focused on improving our financial performance in the long-term, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line. Most businesses we have historically acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins. We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale. In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

Recent Developments

Covalence Merger

On April 3, 2007, Berry Plastics Group, Inc. completed its stock-for-stock merger (the “Covalence Merger”) with Covalence Specialty Materials Holding Corp., another Apollo controlled entity. The resulting company retained the name Berry Plastics Group, Inc. Immediately following the Covalence Merger, Berry Plastics Holding Corporation and Covalence Specialty Materials Corp. were combined as a direct subsidiary of Berry Plastics Group, Inc. The resulting company retained the name Berry Plastics Holding Corporation. The Covalence Merger was accounted for as a merger of entities under common control. In connection with the closing of the Covalence Merger, Berry Plastics Holding Corporation adopted the fiscal year-end of the accounting acquirer (Covalence Specialty Materials Corp.). The Company has adopted the September year-end and commencing with periodic reports after the consummation of the merger on April 3, 2007, will begin filing its periodic reports on a consolidated basis.

In connection with the Covalence Merger, Holding also entered into new senior secured credit facilities (the “New Berry Credit Facility”) and replaced and repaid the existing Credit Facility and Covalence Specialty Materials Corp.’s credit facilities. The $1.6 billion senior secured credit facility has a $400 million asset based revolving credit facility including a $100 million letter of credit sublimit, and $1.2 billion term loan facility. Repayment of 1% of the term loan per annum must be made quarterly with the balance payable upon the final maturity date. Interest on the term and revolving loan facilities is LIBOR plus 2.0% and LIBOR plus 1.25%, respectively. The Company used available cash to fund the Covalence Merger and there were no amounts outstanding at closing on the revolving credit facility.

Sale of UK Operations

On April 10, 2007, the Company sold its wholly owned subsidiary, Berry Plastics UK Ltd., to Plasticum Group N.V. for approximately $10.0 million. This business represented annual net sales of less than $9.0 million.

Acquisition of Rollpak

On April 11, 2007, the Company completed its acquisition of 100% of the outstanding common stock of Rollpak Acquisition Corporation, which is the sole stockholder of Rollpak Corporation. Rollpak Corporation is a flexible film manufacturer located in Goshen, Indiana. The purchase price was funded utilizing cash on hand.

Shut-down of Oxnard, California Facility (see Note 3)

On April 26, 2007, the Company announced its intention to shut down its manufacturing facility located in Oxnard, California. The Company intends to complete this shutdown prior to December 31, 2007. The business from this facility is being moved to other existing facilities. The Company does not expect the costs associated with this shutdown to be material.

Results of Operations

Comparison of the 13 Weeks Ended March 31, 2007 (the “Quarter”) and the 13 Weeks Ended April 1, 2006 (the “Prior Quarter”)

Net Sales. Net sales increased 2% to $364.6 million for the Quarter from $356.0 million for the Prior Quarter. This $8.6 million increase included a decrease of approximately $6.6 million or 2% in selling prices, offset by increased base business volume of approximately $15.2 million or 4%. Our resin pounds sold increased by 4% in the Quarter over the Prior Quarter. The following discussion in this section provides a comparison of net sales by business segment. Open top net sales increased $3.2 million from the Prior Quarter to $209.4 million for the Quarter. The increase in open top net sales was primarily a result of volume growth in the container business and 26% base business price adjusted volume growth in the thermoformed polypropylene drink cup line partially offset by lower selling prices as noted above. Closed top net sales increased $5.4 million from the Prior Quarter to $155.2 million for the Quarter. The increase in closed top net sales can be primarily attributed to base business price adjusted volume growth in the prescription vial, closure, and tube product categories partially offset by lower selling prices as noted above.

Gross Profit. Gross profit increased by $10.4 million to $81.7 million (22% of net sales) for the Quarter from $71.3 million (20% of net sales) for the Prior Quarter. This increase of $10.4 million or 15% can be primarily attributed to the combined impact of the additional sales volume driven by the organic growth noted above, the timing effect of reduced resin costs versus selling prices, and productivity improvement initiatives that have been implemented since the Prior Quarter. Significant productivity improvements were made since the Prior Quarter, including the installation of state-of-the-art equipment at several of our facilities. These productivity improvements were partially offset by increased costs from inflation such as higher energy prices.

Operating Expenses. Selling expenses decreased by $0.2 million even with 4% organic growth to $10.2 million for the Quarter from $10.4 million for the Prior Quarter principally as a result of cost reduction efforts. General and administrative expenses increased by $1.7 million from $14.8 million for the Prior Quarter to $16.5 million for the Quarter primarily as a result of higher bonus expense in the Quarter partially offset by savings from cost reduction efforts. Research and development expenses remained relatively flat with a decrease of $0.1 million from the Prior Quarter. Amortization of intangibles increased $1.3 million from the Prior Quarter to $6.7 million in the Quarter primarily due to the amortization of intangible assets from the acquisition by Apollo. Other expenses increased from $1.1 million in the Prior Quarter to $3.3 million for the Quarter primarily due to startup costs associated with the new thermoforming lines in Lawrence, Kansas and management fees to our sponsors.

Interest Expense, Net. Net interest expense increased $20.6 million to $42.6 million for the Quarter compared to $22.0 million for the Prior Quarter primarily due to an increase in debt as a result of the acquisition by Apollo.

Income Taxes. For the Quarter, we recorded an income tax expense of $0.7 million or an effective tax rate of 115%. The effective tax rate is higher than the statutory rate primarily as a result of foreign losses in the Quarter for which no benefit was provided as the Company is recording a valuation allowance against the net operating loss in these foreign locations. The decrease of $6.6 million from $7.3 million in the Prior Quarter was primarily attributed to the decrease in income before income taxes for the reasons discussed above.

Net Income (Loss). Net loss was $0.1 million for the Quarter compared to net income of $8.2 million for the Prior Quarter for the reasons discussed above.

Liquidity and Capital Resources

On September 20, 2006, the Company entered into a credit agreement and a related guarantee and collateral agreement with a syndicate of lenders. This senior secured credit facility (the “Credit Facility”) provides financing of up to $875.0 million, consisting of (1) $675.0 million in term loans and (2) a $200.0 million revolving credit facility. The interest rates per annum applicable to loans under the Credit Facility are, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six-month interest period, or a nine- or twelve-month period, if available from all relevant lenders, in each case, plus an applicable margin. The alternate base rate means the greater of (1) Credit Suisse’s prime rate and (2) one-half of 1.0% over the weighted average of rates on overnight Federal Funds. The Company also pays a customary commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.5% per annum (subject to reduction upon attainment of certain leverage ratios) and letter of credit and agency fees.

The Credit Facility requires a prepayment on outstanding term loans, subject to certain exceptions, with (1) beginning with the first full fiscal year after the closing, 50% (which percentage can be as low as 0% upon the achievement of certain leverage ratios) of excess cash flow less the amount of certain voluntary prepayments, (2) so long as our total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of any incurrence of debt other than excluded debt issuances, and (3) so long as the total net first lien leverage ratio is above a certain threshold, 100% of the net cash proceeds of all non-ordinary course asset sales and casualty and condemnation events, if the Company does not reinvest or commit to reinvest those proceeds in assets to be used in our business or to make certain other permitted investments within 15 months. The Company may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty.

The term loans amortize each year in an amount equal to 1% per annum in equal quarterly installments for the first six years and nine months, with the remaining amount payable on September 20, 2013. Principal amounts outstanding under the revolving credit facility will be due and payable in full on September 20, 2012. All obligations under the Credit Facility are unconditionally guaranteed by Group and, subject to certain exceptions, each existing and future direct and indirect domestic subsidiary. All obligations under the Credit Facility and the guarantees of those obligations are secured by substantially all assets of the Company and each subsidiary guarantor subject to certain exceptions: (1) a first priority pledge of all equity interests of Holdings held by the Company, a pledge of 100% of the equity interests of all guarantors and a first priority pledge of 65% of the voting equity interests of certain foreign subsidiaries; and (2) a first priority security interest in substantially all tangible and intangible assets as of the Company and each subsidiary guarantor.

The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments. In addition, the Credit Facility requires the Company to maintain the total net first lien leverage ratio below a certain ratio and also contains certain customary affirmative covenants and events of default. The Company was in compliance with all the financial and operating covenants at March 31, 2007.

At March 31, 2007, there were no borrowings outstanding on the revolving credit facility. The revolving credit facility allows up to $50.0 million of letters of credit to be issued instead of borrowings under the revolving credit facility. At March 31, 2007 and December 30, 2006, the Company had $14.8 million under the Credit Facility in letters of credit outstanding. At March 31, 2007, the Company had unused borrowing capacity of $185.2 million under the revolving line of credit. Although the $185.2 million was available at March 31, 2007, the covenants under the Credit Facility may limit our ability to make such borrowings in the future. A key financial metric utilized in the calculation of the first lien leverage ratio is bank compliance EBITDA. The following table reconciles our bank compliance EBITDA of $291.4 million for the twelve month period ended March 31, 2007 to net loss.

12 months ended March 31, 2007

Bank compliance EBITDA	$291,435
Net interest expense	(131,851)
Depreciation	(87,627)
Amortization	(23,995)
Income tax benefit	16,456
Gain on investment in Southern Packaging	515
Loss on extinguished debt	(39,916)
Merger expense	(81,309)
Business optimization expense	(13,455)
Non-cash compensation	(2,647)
Management fees	(1,732)
Pro forma synergies	(9,308)
Net loss	$(83,434)

While the determination of appropriate adjustments in the calculation of bank compliance EBITDA is subject to interpretation under the terms of the Credit Facility, management believes the adjustments described above are in accordance with the covenants in the Credit Facility. Bank compliance EBITDA should not be considered in isolation or construed as an alternative to our net income or other measures as determined in accordance with GAAP. In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of bank compliance EBITDA as a comparative measure.

Second Priority Senior Secured Notes

On September 20, 2006, Holding issued $750.0 million of second priority senior secured notes (“Second Priority Notes”) comprised of (1) $525.0 million aggregate principal amount of 8 7/8% second priority fixed rate notes (“Fixed Rate Notes”) and (2) $225.0 million aggregate principal amount of second priority senior secured floating rate notes (“Floating Rate Notes”). The Second Priority Notes mature on September 15, 2014. Interest on the Fixed Rate Notes is due semi-annually on March 15 and September 15. The Floating Rate Notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly. Interest on the Floating Rate Notes is payable quarterly on March 15, June 15, September 15 and December 15 of each year.

The Second Priority Notes are secured by a second priority security interest in the collateral granted to the collateral agent under the Credit Facility for the benefit of the holders and other future parity lien debt that may be issued pursuant to the terms of the indenture. These liens will be junior in priority to the liens on the same collateral securing the Credit Facility and to all other permitted prior liens. The Second Priority Notes are guaranteed, jointly and severally, on a second priority senior secured basis, by each domestic subsidiary that guarantees the Credit Facility. The Second Priority Notes contain customary covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of subsidiaries, to incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and make dividend and other restricted payments.

On or after September 15, 2010 and 2008, the Company may redeem some or all of the Fixed Rate Notes and Floating Rate Notes, respectively, at specified redemption prices. Additionally, on or prior to September 15, 2009 and 2008, we may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes and Floating Rate Notes, respectively, with the net proceeds of specified equity offerings at specified redemption prices. If a change of control occurs, the Company must give holders of the Second Priority Notes an opportunity to sell their notes at a purchase price of 101% of the principal amount plus accrued and unpaid interest.

Senior Subordinated Notes

On September 20, 2006, the Company issued $425.0 million in aggregate principal amount of senior subordinated notes (“Senior Subordinated Notes”) to Goldman, Sachs and Co. in a private placement that is exempt from registration under the Securities Act. The Senior Subordinated Notes are unsecured, senior subordinated obligations and are guaranteed on an unsecured, senior subordinated basis by each of our subsidiaries that guarantee the Credit Facility and the Second Priority Notes. The Senior Subordinated Notes mature in 2016 and bear interest at a rate of 11% per annum. Such interest is payable quarterly in cash; provided, however, that on any quarterly interest payment date on or prior to the third anniversary of the issuance, the Company can satisfy up to 3% of the interest payable on such date by capitalizing such interest and adding it to the outstanding principal amount of the Senior Subordinated Notes.

The Senior Subordinated Notes may be redeemed at the Company’s option under circumstances and at redemption prices set forth in the indenture. Upon the occurrence of a change of control, the Company is required to offer to repurchase all of the Senior Subordinated Notes. The indenture sets forth covenants and events of default that are substantially similar to those set forth in the indenture governing the Second Priority Notes. The Senior Subordinated Notes contain additional affirmative covenants and certain customary representations, warranties and conditions.

Cash Flows

Net cash provided by operating activities was $15.0 million for the Quarter compared to $49.0 million for the Prior Quarter. The decrease of $34.0 million is primarily the result of lower net income in the Quarter due in part to an increase in interest expense partially offset by improved operations as operating income before depreciation and amortization increased $7.7 million over the Prior Quarter.

Net cash used for investing activities decreased from $31.8 million for the Prior Quarter to $19.2 million for the Quarter primarily as a result of decreased levels of capital spending in the Quarter as the Prior Quarter included capital spending for the thermoforming expansion. Capital spending of $19.2 million in the Quarter included $1.7 million for buildings and systems, $7.6 million for molds, $4.8 million for molding and decorating machines, and $5.1 million for accessory equipment and systems.

Net cash used in financing activities was $2.9 million for the Quarter compared to $3.3 million in the Prior Quarter. This decrease of $0.4 million can be primarily attributed to proceeds received from the sale of stock to management in the Quarter.

Increased working capital needs occur whenever we experience strong incremental demand or a significant rise in the cost of raw material, particularly plastic resin. However, based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs. We base such belief on historical experience and the funds available under the Credit Facility. However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our 2006 10-K. In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity. At March 31, 2007, our cash balance was $12.3 million, and we had unused borrowing capacity under the Credit Facility’s borrowing base of $182.5 million. Although the $185.2 million was available at March 31, 2007, the covenants under our Credit Facility may limit our ability to make such borrowings in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our Credit Facility and the $225.0 million of Second Priority Senior Secured Floating Rate Notes. The Credit Facility is comprised of (1) a $675.0 million term loan and (2) a $200.0 million revolving credit facility. At March 31, 2007, there were no borrowings on the revolving credit facility, and the net outstanding balance of the term loan at March 31, 2007 was $671.6 million. At March 31, 2007, the Eurodollar rate applicable to the term loan and the Second Priority Senior Secured Floating Rate Notes was 5.36%. If the Eurodollar rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of approximately $2.2 million and $4.5 million, respectively.

Plastic Resin Cost Risk

We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition. We manage our exposure to these market risks through our normal operations with purchasing negotiation, mechanical hedging, switching between certain resin products and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used are forward contracts. The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, the Company’s management carried out an evaluation with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal quarter. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, we currently are in process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with our evaluation of our disclosure controls and procedures that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material changes in legal proceedings from the items disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 30, 2006, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations. There were no material changes in the Company’s risk factors in the first quarter of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1 Section 1350 Certification of the Chief Executive Officer

32.2 Section 1350 Certification of the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Holding Corporation
May 15, 2007

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial
and Accounting Officer)